Form 10-K
period 2007-12-31
MACROshares Oil Up Tradeable Trust; MACRO Securities Depositor, LLC
filed 2008-03-31
CIK 1382994, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-116566-02

MACROshares Oil Up Tradeable Trust
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-116566

MACRO SECURITIES DEPOSITOR, LLC
(Exact name of depositor as specified in its charter)

New York		76-6222940
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
c/o State Street Bank and Trust Company 200 Clarendon Street Boston, MA 02116

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered
MACROshares Oil Up Tradeable Shares	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
(Title of each class)
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant's trust shares held by non-affiliates of the registrant, based upon the closing price of a share of the MACROshares Oil Up Tradeable Shares issued by the MACROshares Oil Up Tradeable Trust on December 31, 2007 as reported by the American Stock Exchange on that date: $45,075,000

Number of MACROshares Oil Up Tradeable Shares outstanding as of December 31, 2007: 1,500,000

DOCUMENTS INCORPORATED BY REFERENCE: Prospectus of MACROshares Oil Up Holding Shares and MACROshares Oil Up Tradeable Shares, filed on March 13, 2008 as part of the Registration Statement, file no. 333-116566; and
1992 ISDA Master Agreement, dated November 24, 2006, Schedule to 1992 ISDA Master Agreement, dated November 24, 2006, Income Distribution Agreement, dated November 24, 2006 and Form of Settlement Contract, constituting Exhibits 4.4.1, 4.4.2, 4.5 and 4.6, respectively, to such Registration Statement

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section which appears in Item 1A.

TABLE OF CONTENTS

PART I			1
	Item 1.	Business	1
		(a) General	1
		(b) Overview of the World Oil Market	1
		(c) Description of the Applicable Reference Price of Crude Oil	2
		(d) The Depositor and Its Affiliates	2
		(e) The Trustee	2
		(f) The Administrative Agent	2
		(g) The Marketing Agents	2
		(h) Description of the Shares	2
		(i) Description of the Trusts Agreements	2
		(j) Material United States Federal Income Tax Consequences	2
		(k) State Tax Consequences	3
		(l) Certain ERISA Considerations	3
	Item 1A	Risk Factors	3
	Item 2.	Properties	3
	Item 3.	Legal Proceedings	3
	Item 4.	Submission of Matters to a Vote of Security Holders	3
PART II
	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	3
	Item 6.	Selected Financial Data	4
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	16
	Item 8.	Financial Statement and Supplementary Data	16
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
	Item 9A	Controls and Procedures	16
PART III			17
	Item 10.	Directors and Executive Officers of the Registrant	17
	Item 11.	Executive Compensation	17
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	18
	Item 13.	Certain Relationships and Related Transactions and Director Independence	18
	Item 14.	Principal Accountant Fees and Services	18
PART IV			18
	Item 15.	Exhibits and Financial Statement Schedules	18
CONSOLIDATED FINANCIAL STATEMENTS			F-1

Exhibits
Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

v

PART I

Item 1.	Business

(a)	General

MACRO Securities Depositor, LLC (the "Depositor"), a Delaware limited liability company with MacroMarkets, LLC and Claymore Group, Inc. (collectively referred to as "Related Party") as its only two members, formed the Claymore MACROshares Oil Up Tradeable Trust (the "Up-MACRO Tradeable Trust"), the Claymore MACROshares Oil Down Tradeable Trust (the "Down-MACRO Tradeable Trust"), the Claymore MACROshares Oil Up Holding Trust (the "Up-MACRO Holding Trust") and the Claymore MACROshares Oil Down Holding Trust (the "Down-MACRO Holding Trust"). Each of the trusts was formed under the laws of the State of New York on November 15, 2006.

On November 24, 2006, the trust agreement for the Up-MACRO Tradeable Trust was amended and restated to provide for the issuance of Claymore MACROshares Oil Up Tradeable Shares, or the "Up-MACRO Tradeable Shares," which represented undivided beneficial interests in the Up-MACRO Tradeable Trust. The Up-MACRO Tradeable Trust began publicly offering its Up-MACRO Tradeable Shares on November 29, 2006, on the American Stock Exchange under the symbol "UCR." On August 27, 2007, the trust agreement for the Up-MACRO Tradeable Trust was again amended and restated, principally for the purpose of changing the name of the "Claymore MACROshares Oil Up Tradeable Trust" and the "Claymore MACROshares Oil Up Tradeable Shares" to be the "MACROshares Oil Up Tradeable Trust" and the "MACROshares Oil Up Tradeable Shares," respectively. On October 1, 2007, the trust agreement for the Up-MACRO Tradeable Trust was amended and restated for the third time to provide for a three-for-one split of the Up-MACRO Tradeable Shares, to be effected on October 22, 2007 by issuing two additional Up-MACRO Tradeable Shares for each existing share to each person who was a shareholder of record as of October 19, 2007, and reducing the par amount of each Up-MACRO tradeable share from $60 to $20. The third amended and restated trust agreement also evidences the resignation of Claymore Securities, Inc. as Administrative Agent of the Up-MACRO Tradeable Trust and the appointment of MacroMarkets LLC to act as the successor Administrative Agent. MACRO Financial, LLC continues to act as the Marketing Agent

The Up-MACRO Tradeable Trust issues and offers Up-MACRO Tradeable Shares on a continuous basis at their underlying value. Each new issuance is made at the request of authorized participants in exchange for a deposit of 50,000 MACROshares Oil Up Holding Shares, or the "Up-MACRO Holding Shares," on a one-to-one basis. The Up-MACRO Holding Shares are the only asset held by the Up-MACRO Tradeable Trust. The Up-MACRO Holding Shares are issued by the MACROshares Oil Up Holding Trust, or the "Up-MACRO Holding Trust," in the form of MACRO units consisting of pairs of 50,000 Up-MACRO Holding Shares and 50,000 MACROshares Oil Down Holding Shares, or the "Down-MACRO Holding Shares," which are contemporaneously issued by the MACROshares Oil Down Holding Trust, or the "Down-MACRO Holding Trust." A majority of the Up-MACRO Holding Shares is always held by the Up-MACRO Tradeable Trust, which issues on a continuous basis the Up-MACRO Tradeable Shares, currently trading on the American Stock Exchange under the symbol “UCR”.

The objective of the Up-MACRO Tradeable Trust is to provide investors with investment returns that correspond with changes in the price of the Applicable Reference Price of Crude Oil, as defined in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) which is incorporated hereby by reference (the "prospectus"), within the range from (i) zero to (ii) twice the starting level of $60.

(b)	Overview of the World Oil Market

A detailed description of the world oil market is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 73 of the prospectus (beginning with the section entitled "Description of the World Oil Market") through page 81 of the prospectus are hereby incorporated by reference in response to this Item 1(b).

(c)	Description of the Applicable Reference Price of Crude Oil

A detailed description of the Applicable Reference Price of Crude Oil is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 82 of the prospectus through page 87 of the prospectus are hereby incorporated by reference in response to this Item 1(c).

(d)	The Depositor and Its Affiliates

A detailed description of the Depositor and its affiliates is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 49 of the prospectus (beginning with the section entitled "The Depositor") are hereby incorporated by reference in response to this Item 1(d).

(e)	The Trustee

A detailed description of the trustee is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 96 of the prospectus (beginning with the section entitled "The Trustee") are hereby incorporated by reference in response to this Item 1(e).

(f)	The Administrative Agent

A detailed description of the Administrative Agent is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 96 of the prospectus (beginning with the section entitled "The Administrative Agent") is hereby incorporated by reference in response to this Item 1(f).

(g)	The Marketing Agent

A detailed description of the Marketing Agent is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 97 of the prospectus (beginning with the section entitled "The Marketing Agent") is hereby incorporated by reference in response to this Item 1(g).

(h)	Description of the Shares

A detailed description of the Up-MACRO Tradeable Shares is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 54 of the prospectus (beginning with the section entitled "Description of the Up MACRO Holding and Tradeable Shares") through page 73 of the prospectus and page 88 of the prospectus (beginning with the section entitled "Description of the Up-MACRO Tradeable Trust Assets") through page 94 of the prospectus are hereby incorporated by reference in response to this Item 1(h).

(i)	Description of the Trust’s Agreements

A detailed description of the trust’s agreements is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 51 of the prospectus (beginning with the section entitled "Formation of the Paired Holding Trusts and the Up-MACRO Tradeable Trust") through page 53 of the prospectus and page 95 of the prospectus (beginning with the section entitled "Description of the Trusts Agreements") through page 106 of the prospectus are hereby incorporated by reference in response to this Item 1(i).

(j)	Material United States Federal Income Tax Consequences

A detailed description of material United States federal income tax consequences is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 106 of the prospectus (beginning with the section entitled "Material United States Federal Tax Income Consequences") through page 114 of the prospectus are hereby incorporated by reference in response to this Item 1(j).

(k)	State Tax Consequences

A detailed description of state tax consequences is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 114 of the prospectus (beginning with the section entitled "State Tax Consequences") is hereby incorporated by reference in response to this Item 1(k).

(l)	Certain ERISA Considerations

A detailed description of certain ERISA consideration is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) of which page 114 of the prospectus (beginning with the section entitled "Certain ERISA Considerations") through page 115 of the prospectus are hereby incorporated by reference in response to this Item 1(l).

Item 1A	Risk Factors

A detailed description of the risk factors applicable to the Up-MACRO Tradeable Trust is contained in the prospectus included in the registration statement for the Up-MACRO Tradeable Shares (file no. 333-116566, filed with the SEC on March 13, 2008) and page 31 through 49 of the prospectus (excluding the section entitled "The Glossary") is hereby incorporated by reference in response to this Item 1A.

Item 2.	Properties

Not applicable.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Up-MACRO Tradeable Shares are listed on the American Stock Exchange under the symbol "UCR."

The following table sets forth, for the period indicated, the high and low market price per share for the Up-MACRO Tradeable Shares as traded on the American Stock Exchange.

	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter	$34.19	$21.51
Third Quarter	$25.97	$23.65
Second Quarter	$25.67	$21.90
First Quarter	$25,09	$18.38

Fiscal Year Ended December 31, 2006
Fourth Quarter (beginning November 29, 2006)	$21.42	$20.53

The above prices have been retroactively adjusted for the 3 for 1 share split on October 22, 2007.

Dividend

Declared on:	Per share
December 27, 2007	$0.1525
September 26, 2007	$0.1526
June 27, 2007	$0.1743
March 28, 2007	$0.1664
December 27, 2006	$0.0542

The above per share dividends have been retroactively adjusted for the 3 for 1 share split on October 22, 2007.

Issuer Purchase of Equity Securities

The Up-MACRO Tradeable Trust does not purchase shares directly from its shareholders. However, in connection with an exchange for Up-MACRO Holding Shares or as part of Paired Optional Redemptions of MACRO units consisting of 50,000 Up-MACRO Holding Shares and 50,000 Down-MACRO Holding Shares redeemed, respectively, by the Up-MACRO Holding Trust and the Down-MACRO Holding Trust, the Up-MACRO Tradeable trust may redeem Up-MACRO Tradeable Shares in units of 50,000 shares. From November 29, 2006 (the day on which Up-MACRO Tradeable Shares were first publicly registered) to December 31, 2006, no units were redeemed. During the year ended December 31, 2007 there were 450,000 shares redeemed.

Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 (the "Founders’ Equity") into the Up-MACRO tradeable trust. During the period ended December 31, 2006, the Founders’ Equity of the Up-MACRO tradeable trust in the amount of $1,000 was redeemed.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Up-MACRO Tradeable Trust's financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data:
	For the Year Ended December 31, 2007	For the Period Ended December 31, 2006*

Investment Income
Interest	$1,004,935	$104,576
Total investment income	1,004,935	104,576

Expenses
Operating expenses	372,136	33,576

Net investment income	632,799	71,000

Realized and Unrealized Gain (Loss)
Net increase in unrealized appreciation on settlement contracts and income distribution agreement	11,000,127	346,147
Net realized loss on settlement contracts and income distribution agreement	(406,901)	-
Net realized and unrealized gain	10,593,226	346,147

Net income	$11,226,025	$417,147

Net income per share - See Note E	$9.68	$0.36

Weighted average shares outstanding - See Note E	1,159,178	1,159,092

* For the period from November 29, 2006 (commencement of operations) through December 31, 2006.

Statement of Financial Condition Data:
	December 31, 2007	December 31, 2006

Total assets	$45,292,428	$$	34,932,569

Total liabilities	$340,700		$123,071
Equity attributable to Up-MACRO Tradeable Shares	44,951,728		34,809,498

Total Liabilities and Shareholders’ Equity (1)	$45,292,428		$34,932,569

(1)
Authorized share capital is unlimited and share par value is $20.00 and $60.00 as of December 31, 2007 and 2006, respectively. 1,500,000 and 550,000 shares were issued and outstanding as of December 31, 2007 and 2006, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Up-MACRO Holding Trust consist of an income distribution agreement and settlement contracts entered into with the Down-MACRO Holding Trust. The Up-MACRO Holding Trust also holds U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure its obligations under the income distribution agreement and the settlement contracts. The Up-MACRO Holding Trust makes quarterly distributions of its net income and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date or a redemption date. Each quarterly and final distribution will take into consideration the settlement price of NYMEX light sweet crude oil futures contracts of a designated maturity, as established and reported by NYMEX on each price determination day. The starting level for the Applicable Reference Price of Crude Oil for purposes of distributions on the Up-MACRO Tradeable Shares is $60.00. The obligations under the settlement contracts on the final scheduled termination date, an early termination date or a redemption date are determined based on the Applicable Reference Price of Crude Oil on the last preceding price determination day and the percentage change of such price from the starting level.

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

	High	Low
Fiscal Year Ended December 31, 2007
Fourth Quarter	$32.83	$26.36
Third Quarter	$27.63	$23.20
Second Quarter	$23.57	$20.53
First Quarter	$22.02	$17.11

Fiscal Year Ended December 31, 2006
Fourth Quarter (beginning November 29, 2006)	$21.40	$20.12

The above prices have been retroactively adjusted for the 3 for 1 share split on October 22, 2007.

Per-Share Underlying Value of MACRO Tradeable Shares Relative to the Applicable Reference Price of Crude Oil and the Market Price
Tracking UCR and DCR Benchmark NYMEX Oil Futures Contract.
MacroShares seek to passively manage a portfolio of Treasuries and overnight repurchase agreements (“Treasuries”) such that changes in the average daily underlying value, on a dollar basis, closely track changes in the average daily price of the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”). Due to the paired security structure, Up-MACRO (“UCR”) seeks to deliver the positive performance of the Benchmark, and Down-MACRO (“DCR”) seeks to deliver the inverse performance of the Benchmark against the original benchmark issuance price of $60.00 per barrel. There is no active management of futures contracts or any other derivative contract in any component of the returns.

The Treasury portfolio is managed such that the portfolio must mature to cash prior to the quarterly distribution date. The daily change in the underlying value is equal to one third of the daily price change of the Benchmark plus accrued net income from the Treasuries. To demonstrate, if the one day price change in the Benchmark is equal to one dollar, UCR’s underlying value is expected to increase by thirty three cents plus the net interest earned on the Treasuries. The net income on the increase is also allocated to UCR from the DCR trust. Likewise, the underlying value of DCR, as defined within the prospectus, is expected to reflect a decline in value, equal to thirty three cents and the net income earned on the Treasuries less the amount allocated to UCR.

Two significant events occurred during the second half of 2007. First, Claymore Securities, Inc. resigned as the Administrative Agent and Marketing Agent. MacroMarkets, LLC was appointed as the successor Administrative Agent for the Up-MACRO Tradeable Trust and the Up-MACRO Holding Trust, as well as for the Down-MACRO Holding and the Down-MACRO Tradeable Trust. MACRO Financial, LLC continued to act as Marketing Agent for the four trusts.

Second, MACRO Securities Depositor, LLC amended and restated the trust agreement to provide for a three-for-one share split of the Up-MACRO Holding Shares by issuing two additional Up-MACRO Holding Shares for each existing share to each person who was a shareholder of record as of October 19, 2007, thereby reducing the par amount of each Up-MACRO Holding Share from $60 to $20. The share split resulted in changing the relationship between the shares and a barrel of oil such that now the change in underlying value of three shares of UCR is expected to equal the benchmark future positive performance of one barrel of oil above $60.00 dollars per barrel and 3 shares of DCR is expected to equal the inverse benchmark future performance of oil above $60.00 dollars per barrel.

For benchmark oil prices below $60.00 per barrel, the underlying value of 3 shares of UCR would be expected to decline $1.00 in value for each $1.00 decline in the benchmark future oil price. An example of this process would be shown as follows:

Day one of the trusts (pre share split):

UCR =$60.00 per share
DCR =$60.00 per share

Initial par value of one pair of shares = $60.00+ $60.00 or $120.00 per set of paired shares

Post Share Split Example;

UCR= $60.00/3 or $20.00 per share
DCR= $60.00/3 or $20.00 per share

Initial par value of one pair of shares = $20.00+ $20.00 or $40.00 per set of paired shares

For year ended December 31, 2007 the results of all performance graphs and analysis within this report have been share split adjusted.

MACRO Financial, LLC, the marketer, continues to dedicate resources to educating investors about the new product structure of the paired Up-MACRO Tradeable shares and Down-MACRO Tradeable Shares (“MACROshares”) MacroShares. Certain critics, who we believe have not committed sufficient effort to understanding the MacroShares prospectus or discussing the product with MACRO Financial, LLC personnel, continue to want to compare MacroShares to ETFs. These bloggers attempted to explain the performance of MacroShares using the performance attributes of ETFs. However, no ETF is created in pairs and no ETF attempts to deliver the performance without supporting their performance by holding the underlying securities contained within the benchmark. Additionally, MacroShares do not and can not change the underlying market dynamics of the benchmark. Therefore, contango and backwardation in the NYMEX light sweet crude oil future contracts (“oil”) may be reflected in the performance of UCR and DCR in the form of premiums and discounts. Any futures market in contango represents the expectation of higher prices for the commodity into the future just as a premium reflects the willingness of investors to buy at a higher price today for performance they expect to receive at a future date. A commodities futures market in backwardation represents the expectation of lower prices in the future and thus the discount in UCR may reflect the expected lower future value of oil.

The paired nature of the MacroShares’ creation and redemption process dictates that if the Up-MACRO shares are trading at a premium the Down-MACRO shares must trade at a discount (but not necessarily in proportion to the premium) in order to preserve the combined underlying value of the paired shares and the creation/redemption relationship to each other. Likewise, if the Up-MACRO shares are trading at a discount, the Down-MACRO shares must trade at a premium (but not necessarily in proportion to the discount) in order to preserve the combined underlying value and the creation/redemption relationship to each other.

Potential investors in MacroShares should understand that MacroShares are a new class of products and that the performance attributes of the benchmark asset’s market will be reflected in the performance of the passively managed MacroShares.

For the year ended December 31, 2007, UCR paid, on a share split adjusted basis, $0.65 per share or a quarterly income equivalent $0.16145 per share. The distribution yield for UCR for the year ended December 31, 2007 was equivalent to 2.00 percent on the year end underlying value of $32.00 per share.

Exhibit 1a

The difference in UCR’s underlying value and the Benchmark was due to the accrued interest of the Treasuries less trust expenses. The objective of UCR is to track the designated Benchmark and to pay accrued interest less fees once a quarter. This goal was achieved with an accurate tracking of .999. (See Exhibit 1b).

Exhibit 1b

As mentioned, DCR tracks the inverse price performance of the Benchmark plus the net income from the Treasuries less any daily income distribution obligations to the UCR trust. Since DCR trust assets are fully funded at $20.00 per share, plus net income less any obligations due under the income distribution agreement and settlement agreement, the underlying value per share should decrease by thirty-three cents for every dollar increase in the oil Benchmark above $60.00 per barrel. For example, if the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”) increases by one dollar in a given day, DCR will accrue interest on the Treasuries and will owe thirty-three cents per share of additional performance to the UCR trust and the interest earned under the income distribution agreement on the change of performance for the day. Since each paired holding share unit is created with a value equal to 50,000 shares of Up-MACRO Holding Shares at $20.00 plus the accrued net income and 50,000 shares of Down-MACRO Holding Shares at $20.00 plus accrued net income, the holding shares are deposited into the tradeable trust and the Authorized Participant receives 50,000 shares of UCR and 50,000 shares of DCR at the underlying value with a combined value of $40.00 per share plus accrued net income. (see Exhibit 1c)

Exhibit 1c

For the year ended December 31, 2007, DCR’s underlying value tracked the Benchmark within an annual price differential of $.11694 (.00130% of DCR’s average daily underlying value). This average is made up of a daily range of $.01 to $.058541  ascending up to the quarter-end ex dividend date of at which time the difference resets. (See Exhibit 1d).

_______________
1 The Actual Dividend on DCR for 2007 was $.46834 on a split adjusted basis.

Exhibit 1d

This difference in DCR’s underlying value and the Benchmark is due to the accrued interest of the Treasuries less expenses and the net impact of the income distribution and settlement contract agreements. For the year ended December 31, 2007 DCR paid miscellaneous income of $0.46834 per share or an average quarterly income $0.11709 per share. The distribution yield for DCR for the year ended December 31, 2007 was equivalent to approximately 5.8% on the year-end underlying value of $8.01 per share.

Twelve Designated Benchmark futures rolls occurred during the 2007 calendar year. The objective of DCR is to track the inverse performance of the designated Benchmark was achieved with extremely accurate tracking of 1.000 for the year.

The mix of UCR and DCR investors has grown from mostly institutional investors in 2006 to a significant proportion of retail investors looking to achieve long-term exposure to commodities, obtain a hedge against a portfolio of oil company stocks, or to express a directional view on oil prices. The secondary market for UCR and DCR reflected the daily changes in the combined underlying values and the expectations of investors in regards to the long-term price expectations implied by the oil futures curve. The oil futures curve changed significantly throughout the year as the market went from a steep contango during the first half of the year to a steep backwardation during the second half of the year. This market change caused a noticeable impact on UCR and DCR premiums and discounts during the year. UCR went from a maximum premium of 16.65% when the oil futures curve was in contango to a maximum discount of 21.79% when the oil futures curve was in backwardation.

The premiums and discount were even more significant in DCR as the market value of DCR declined as oil prices rallied during the year and the daily price changes increased as a percent of the price of DCR causing increased price volatility. The maximum discount for DCR, when the futures curve was in contango, was 19.18% while in the second half of the year the maximum premium for DCR, when the market was in backwardation, went to 95.62%. Although the premiums and discounts in UCR and DCR on a paired basis were generally equal and offsetting in dollar terms the percentages of change were not always equal because the securities each had different dollar values in the market.

The excess premium or discount on the combined value of DCR and UCR, where applicable, represented an average of 17 basis points throughout the year.

Due to the paired structure design and the scheduled twenty year term of MacroShares, supply and demand of UCR and DCR determine a portion of the pricing mix between the two products. Currently arbitrageurs in UCR and DCR trade at various points along the Oil futures curves as the premiums and discounts in UCR and DCR offer trading opportunities on the NYMEX. UCR and its’ ability to deliver long-term oil price returns at a later date than that of the current Benchmark is used in futures arbitrage transactions and DCR is often used by retail investors as part of their long-term hedge against a decline in the market price of oil company stocks or as an expression of their views on future oil prices.

Creation and/or redemptions must occur for both UCR and DCR as one unit, accordingly, the underlying value of UCR and DCR including accrued interest equals the aggregate creation/redemption amount plus Trustee creation/redemption fees of $2,000 per transaction. For the year ended December 31, 2007, the paired market values tracked the paired underlying values within 17 basis points. Day to day the differences were varied, but collectively over the year were in line with competitive products through all of the various Oil cycles.

For the period beginning with the launch of UCR and DCR and ending on December 31, 2007, UCR’s daily exchange price change exhibited a 0.9589% correlation to the underlying value changes in UCR. The average daily market price for 2007 of UCR, on a share split adjusted basis, was $ 24.13. The average daily price of UCR’s underlying value was $24.24. UCR ran an average daily dollar discount of $.11 or 0.46% of underlying value on a daily average. During the first two quarters, when the NYMEX futures curve was in contango, UCR traded at a premium to the Benchmark. This premium corresponded to the premium charged in the underlying NYMEX oil futures curve as the market looks further out in time. As prices moved higher the NYMEX oil futures curved moved to a steep backwardation and UCR’s market price began to trade at a discount to its underlying value. This discount continued for the remainder of the year as shown on Exhibit 2a. Exhibit 2a shows the price performance of the market price of UCR versus the UCR underlying value. Also included in the chart are the Benchmark NYMEX Designated Oil Futures Contract on the date shown, and the one year forward NYMEX Oil Futures Contract as of the date shown. (See Exhibit 2a)

Exhibit 2a

For the year ended December 31, 2007, DCR’s daily exchange price change had a 60.7% correlation to the underlying value. The average daily share split adjusted market price of DCR was $16.09. DCR’s average daily share split adjusted underlying value was $15.91. For the year ended December 31, 2007 DCR ran an average daily dollar premium of $0.18 which was 1.1332% of the underlying value. DCR tracked the inverse price performance of the Benchmark NYMEX Designated Oil Futures Contract.

Exhibit 2b

From September 5, 2007 through December 31, 2007 DCR was priced at a premium to its’ underlying value. The premium increased in DCR as the backwardation in the futures market increased and the underlying value of DCR declined. DCR reached a maximum premium of 95.62% on November 23, 2007 when the discount on UCR was at 19.74%. Investors should note that on this date, in dollar terms, the discount on UCR was $6.48 per share and the premium on DCR was $6.99 for a net difference of $0.51. This excess premium over the actual paired value of $40.14 was equal to 1.271% of their combined underlying value.

In summary, the anticipated performance of UCR and DCR, as measured by changes in underlying value, as defined within the UCR and DCR prospectuses, has been achieved by the trusts. The market performance of UCR and DCR generally tracked the performance of the Benchmark for the year ended December 31, 2007. In 2007, MACRO Financial, LLC continued to educate investors on the MacroShares product structure and the performance investors received from the product during the various cycle changes occurring on the NYMEX oil futures curve. This education effort resulted in UCR and DCR combined stable asset levels during 2007, an increase in the daily trading volume and an increase in the number of beneficial owners over the course of the year ended December 31, 2007.

The overall product objectives of MacroMarkets continues to be the expansion of risk management tools and investment products that provide investors diverse long-term exposures to assets with desirable risk/return characteristics and lower correlations to equities, debt and cash. Investors, in addition to other available market information, may consider the trading information and performance results data discussed above, that was achieved during the first full year of trading under several major Oil market cycles, to enhance portfolio diversification and to increase their risk management tools. The expansion of risk management tools will be achieved through the continued development of enhanced passive product structures with clear investment objectives during 2008.

Review of Financial Results

Results of Operations

During the year ended December 31, 2007, the Depositor declared a three for one share split. Accordingly, at December 31, 2006, the number of shares outstanding on a share split adjusted basis was 1,650,000. The increase in shareholders’ equity during 2007, resulted from a net decrease in outstanding shares (150,000 on share split adjusted basis) that was offset by an increase in realized and unrealized appreciation on the settlement contracts and the income distribution agreement aggregating approximately $10,600,000. Substantially all of this net increase was directly attributable to the rise in oil prices during the year as reflected in the increased value of the settlement contracts with the Down-MACRO Holding Trust. At December 31, 2007, shareholders’ equity increased to approximately $44,900,000 from approximately $34,800,000 at December 31, 2006.

The Trust earned net investment income during the year ended December 31, 2007, of approximately $632,000. This amount, together with amounts received from the Down-MACRO Holding Trust pursuant to the Income Distribution Agreement, was paid to shareholders for 2007.

On November 29, 2006, the Up-MACRO tradeable trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, KV Execution Services LLC, in exchange for 200,000 Up-MACRO holding shares. Such shares were issued at their initial underlying value of $62.45 per share. Since this date, the Up-MACRO tradeable trust’s underlying value grew from approximately $12,500,000 at November 29, 2006 to approximately $33,600,000 at December 31, 2006. The increase in underlying value resulted primarily from an increase in outstanding shares, which rose from 200,000 at November 29, 2006 to 550,000 at December 31, 2006 due to 350,000 shares (7 units, each unit consisting of 50,000 shares) being created and no units being redeemed during the period.

Liquidity

To the extent of management's knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way.

Cash Flows From Operations

	For the Year Ended December 31, 2007	For the Period Ended December 31, 2006*

Cash flows from operating activities:

Net income	$11,226,025	$417,147

Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized appreciation on settlement contracts and Income distribution agreement	(11,000,127)	(346,147)
Settlement payments in excess of realized gain on settlement contracts and income distribution agreement	(1,191,153)	-
Increase (decrease) in operating assets and liabilities:
Interest receivable	7,072	(16,719)
Operating expense payable	78,399	33,576

Net cash (used in) provided by operations	(879,784)	87,857

Cash flows from financing activities:

Contributions	24,055,535	33,030,943
Redemptions	(25,449,407)	(2,000)
Distributions	(582,515)	-

Net cash (used in) provided by financing activities	(1,976,387)	33,028,943

Net increase (decrease) in cash and cash equivalents	(2,856,171)	33,116,800

Cash and cash equivalents, beginning of year	33,118,800	2,000
Cash and cash equivalents, end of year	$30,262,629	$33,118,800

* For the period from November 29, 2006 (commencement of operations) through December 31, 2006.

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the American Stock Exchange. For most of the reporting period, the fair value of these derivative contracts was determined to be their value based on the point on the NYMEX Oil futures curve most indicative of market prices of the Tradeable Shares. However, toward the end of the reporting period, the Administrative Agent determined that conditions affecting the Oil market, particularly a steep backwardation market, resulting in NYMEX Oil futures being not as reliable in representing fair value. At year end, the Administrative Agent determined, based on various inputs, the most significant of which was transactions for the Up-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon such transactions.

As a result, the per share value on December 31, 2007 and 2006, for financial reporting purposes, based upon the fair valuation determination of the Administrative Agent was $29.97 and $21.10, respectively, after giving effect to the 3 for 1 share split on October 22, 2007. The per share Underlying Value on the same days were $32.00 and $20.36, respectively, after giving effect to the 3 for 1 share split on October 22, 2007. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

Off-Balance Sheet Arrangements

The Up-MACRO Tradeable Trust is not a party to any off-balance sheet arrangements.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

The Up-MACRO Tradeable Trust’s sole assets are the Up-MACRO Holding Shares. As such, the Risk Factors included in Item 1A of this Form 10-K, describes the risks involved in investing in the Up-MACRO Holding Shares.

Item 8.	Financial Statement and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period ended December 31, 2007.

Item 9A	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Up-MACRO Tradeable Trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committee of MacroMarkets LLC, which have been authorized by resolutions adopted by the Board to oversee the financial reporting of the Up-MACRO Tradeable Trust, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Up-MACRO Tradeable Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of December 31, 2007, the Up-MACRO Tradeable Trust's disclosure controls and procedures were effective.

There was no change in the Up-MACRO Tradeable Trust's internal controls over financial reporting that occurred during the Up-MACRO Tradeable Trust's most recently completed fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management's Report on Internal Control over Financial Reporting

The Depositor's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Up-MACRO Tradeable Trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Up-MACRO Tradeable Trust's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Up-MACRO Tradeable Trust's receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Up-MACRO Tradeable Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Depositor assessed the effectiveness of the Up-MACRO Tradeable Trust's internal control over financial reporting as of December 31, 2007. In making this assessment, they relied upon guidance set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Up-MACRO Tradeable Trust's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Depositor believe that the Up-MACRO Tradeable Trust maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Not applicable.

Item 11.	Executive Compensation

For the year ended December 31, 2007 and the period from November 29, 2006 (the Date of Inception) through December 31, 2006, the Trustee, the Administrative Agent, the Depositor, and each Marketing Agent will receive total remuneration (including for services performed for the Up-MACRO holding trust) as follows:

	2007		2006
Related Party	Amount of Remuneration Due	Amount of Remuneration Paid*	Amount of Remuneration Due	Amount of Remuneration Paid*
MACRO Securities Depositor, LLC, Depositor	$0	$0**	$0	$0**
Investors Bank & Trust Company, as Trustee	$0	$0	$17,948	$17,948
State Street Bank and Trust Company, as Trustee	$332,653	$332,653	$0	$0
Claymore Securities, Inc., as Administrative and Marketing Agent	$51,026	$0**	$7,345	$0**
MACRO Financial, LLC, as Marketing Agent	$46,939	$0**	$2,098	$0**
MacroMarkets, LLC, as Administrative Agent	$76,473	$0**	$0	$0**

*	Expenses of the Up-MACRO Tradeable Trust are assumed by the Up-MACRO Holding Trust.
**
The Administrative Agent and each Marketing Agent have waived their respective fees for the year ended December 31, 2007 and the period ended December 31, 2006. The Depositor has received no compensation and has assumed all expenses exceeding the annual rate fee cap of 1.60% of the Up-MACRO Asset Amount as defined in the prospectus.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)
Security Ownership of Certain Beneficial Owners. The following table sets forth, as of December 31, 2007, information with respect to each person known to own beneficially more than 5% of the outstanding shares of the Up-MACRO tradeable trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent (%) of Class
Caisse de Depot Et Placement Du Que	690,000 shares	46.00
BNP Paribas Arbitrage SNC	99,400 shares	6.63

(b)	Security Ownership of Management. The Trustee does not beneficially own any of the Up-Macro Tradeable Shares.

(c)	Change In Control. Neither the Depositor nor the trustee knows of any arrangements which may subsequently result in a change in control of the Up-MACRO Tradeable Trust.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The Up-MACRO Tradeable Trust has no directors or executive officers.

Item 14.	Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (including for services performed for the Up-MACRO holding trust) for the year ended December 31, 2007 and the period from the Date of Inception through December 31, 2006 were:

	Year ended December 31, 2007	Period ended December 31, 2006
Audit Fees *	$153,250	$75,000*
Audit-related Fees	-0-	-0-
Tax Fees	160,000	100,000
All other fees	-0-	-0-
Total	$313,250	$175,000

* In connection with the launch of the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust, PricewaterhouseCoopers LLP received fees of $86,500.

Accountant fees of the Up-MACRO Tradeable Trust were assumed by the Up-MACRO Holding Trust.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Up-MACRO Tradeable Trust has no board of directors, and as a result, has no audit committee or pre-approval policy or procedure. Such determinations are made by the Depositor.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.	Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.	Exhibits

Exhibit Number	Description
—	MACROshares Oil Up Holding Shares and MACROshares Oil Up Tradeable shares prospectus*
4.4.1	1992 ISDA Master Agreement, dated November 24, 2006*
4.4.2	Schedule to 1992 ISDA Master Agreement, dated November 24, 2006*
4.5	Income Distribution Agreement, dated November 24, 2006*
4.6	Form of Settlement Contract*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
___________________
*	Denotes a document that was a part of the Registration Statement of the MACROshares Oil Up Tradeable Trust, File No. 333-116566, that was filed on Form S-1 on March 13, 2008.

MACROshares Oil Up Tradeable Trust

CONSOLIDATED FINANCIAL STATEMENTS

INDEX
Page

Consolidated Financial Statements Index	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Financial Condition at December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the year ended December 31, 2007 and the period November 29, 2006 (Commencement of Operations) through December 31, 2006	F-4

Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2007 and the period November 29, 2006 (Commencement of Operations) through December 31, 2006	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2007 and the period November 29, 2006 (Commencement of Operations) through December 31, 2006	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee, Administrative Agent, and Shareholders of MACROshares Oil Up Tradeable Trust:

In our opinion, the accompanying consolidated statements of financial condition, and the related consolidated statements of operations, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of MACROshares Oil Up Tradeable Trust and its subsidiary (collectively, the "Trust") at December 31, 2007 and 2006, and the results of their operations, the changes in their shareholders' equity, and their cash flows for the year ended December 31, 2007 and for the period November 29, 2006 (commencement of operations) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 28, 2008

MACROshares Oil Up Tradeable Trust
Consolidated Statements of Financial Condition

	December 31, 2007	December 31, 2006

Assets
Cash and cash equivalents	$30,262,629	$33,118,800
Settlement contracts and income distribution agreement with the Down-MACRO Holding Trust	15,020,152	1,797,050
Interest receivable	9,647	16,719
Total assets	$45,292,428	$34,932,569

Liabilities and Shareholders’ Equity
Operating expenses payable	$111,975	$33,576
Distributions payable to shareholders	228,725	89,495

Total liabilities	340,700	123,071

Shareholders’ Equity
Equity attributable to Up-MACRO Tradeable shares, $20 and $60 par value, unlimited amount authorized, 1,500,000 and 550,000 issued and outstanding at December 31, 2007 and December 31, 2006, respectively	44,951,728	34,809,498
Total Shareholders’ Equity	44,951,728	34,809,498

Total Liabilities and Shareholders’ Equity	$45,292,428	$34,932,569

See notes to the consolidated financial statements

MACROshares Oil Up Tradeable Trust
Consolidated Statements of Operations

	For the Year Ended December 31, 2007	For the Period Ended December 31, 2006*

Investment Income
Interest	$1,004,935	$104,576
Total investment income	1,004,935	104,576

Expenses
Operating expenses	372,136	33,576

Net investment income	632,799	71,000

Realized and Unrealized Gain (Loss)
Net increase in unrealized appreciation on settlement contracts and income distribution agreement	11,000,127	346,147
Net realized loss on settlement contracts and income distribution agreement	(406,901)	-
Net realized and unrealized gain	10,593,226	346,147

Net income	$11,226,025	$417,147

Net income per share - See Note E	$9.68	$0.36

Weighted average shares outstanding - See Note E	1,159,178	1,159,092

* For the period from November 29, 2006 (commencement of operations) through December 31, 2006.

See notes to the consolidated financial statements

MACROshares Oil Up Tradeable Trust
Consolidated Statements of Changes in Shareholders’ Equity

	Up-MACRO Tradeable Shares	Founders’ Shares	Total

Shareholders’ Equity, November 29, 2006	$-	$2,000	$2,000

Contributions	34,481,846	-	34,481,846
Distributions ($0.0542 per share - See Note E)	(89,495)	-	(89,495)
Redemptions	-	(2,000)	(2,000)
Net income	417,147	-	417,147

Shareholders’ Equity, December 31, 2006	$34,809,498	$-	$34,809,498

Contributions	27,413,359	-	27,413,359
Distributions ($0.6458 per share -
See Note E)	(721,745)	-	(721,745)
Redemptions	(27,775,409)	-	(27,775,409)
Net income	11,226,025	-	11,226,025

Shareholders’ Equity, December 31, 2007	$44,951,728	$-	$44,951,728

	Up-MACRO Tradeable Shares	Founders’ Shares	Total
Share Activity

Shares Outstanding, November 29, 2006	-	2,000	2,000

Contributions	550,000	-	550,000
Redemptions	-	(2,000)	(2,000)

Shares Outstanding, December 31, 2006	550,000	-	550,000

Shares issued as a result of share split	700,000	-	700,000
Contributions	700,000	-	700,000
Redemptions	(450,000)	-	(450,000)

Shares Outstanding, December 31, 2007	1,500,000	-	1,500,000

See notes to the consolidated financial statements

MACROshares Oil Up Tradeable Trust
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Period Ended December 31, 2006*

Cash flows from operating activities:
	$11,226,025	$417,147
Net income

Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized appreciation on settlement contracts and Income distribution agreement	(11,000,127)	(346,147)
Settlement payments in excess of realized gain on settlement contracts and income distribution agreement	(1,191,153)	-
Increase (decrease) in operating assets and liabilities:
Interest receivable	7,072	(16,719)
Operating expense payable	78,399	33,576

Net cash (used in) provided by operations	(879,784)	87,857

Cash flows from financing activities:

Contributions	24,055,535	33,030,943
Redemptions	(25,449,407)	(2,000)
Distributions	(582,515)	-

Net cash (used in) provided by financing activities	(1,976,387)	33,028,943

Net increase (decrease) in cash and cash equivalents	(2,856,171)	33,116,800

Cash and cash equivalents, beginning of year	33,118,800	2,000
Cash and cash equivalents, end of year	$30,262,629	$33,118,800

* For the period from November 29, 2006 (commencement of operations) through December 31, 2006.

See notes to the consolidated financial statements

MACROshares Oil Up Tradeable Trust
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 2007

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

On August 17, 2007, MacroMarkets LLC and Claymore Group, Inc. entered into a binding agreement pursuant to which (i) Claymore Securities, Inc., a wholly-owned subsidiary of Claymore Group Inc., (A) resigned as a Marketing Agent for the Up-MACRO Tradeable Shares, effective August 17, 2007, with MACRO Financial, LLC, which was acting as an additional Marketing Agent for the Up-MACRO Tradeable shares, assuming all of Claymore Securities, Inc.’s duties as Marketing Agent and (B) resigned as the administrative agent for the Up-MACRO Tradeable Trust, effective September 30, 2007, (ii) Claymore Group Inc. sold its equity interest in MACRO Securities Depositor, LLC to MacroMarkets LLC on August 18, 2007 and (iii) the Claymore MACROshares Oil Up Tradeable Trust and Claymore MACROshares Oil Up Tradeable Shares were renamed the “MACROshares Oil Up Tradeable Trust” and the “MACROshares Oil Up Tradeable Shares”, respectively. MacroMarkets LLC was appointed as the successor Administrative Agent and accepted such appointment pursuant to the Third Amended and Restated Trust Agreement for the Up-MACRO Tradeable Shares, dated as of October 1, 2007, and entered into among the Trustee, MacroMarkets LLC, as Administrative Agent, MACRO Securities Depositor, LLC, as Depositor and MACRO Financial, LLC, as Marketing Agent.

The Up-MACRO Holding Trust and the Down-MACRO Holding Trust are referred to as "Paired Holding Trusts". The descriptions of the Paired Holding Trusts in these notes reflect the trust agreements as amended on October 1, 2007. Operations of the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust commenced on November 29, 2006. No creations or other activity occurred between November 24, 2006 and the commencement date. Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 into the Up-MACRO Holding Trust and $500 into the Up-MACRO Treadable Trust, for a total initial deposit of $1,000 (for each trust, the “Founders’ Equity”) During the period ended December 31, 2006, the Founders’ Equity of both the Up-MACRO Holding Trust and the Up-MACRO Treadable Trust was redeemed and returned to the Depositor and Claymore Securities, Inc. Each of the Paired Holding Trusts issues shares (which are referred to, respectively, as "Up-MACRO Holding Shares" and "Down-MACRO Holding Shares," and, collectively, as "Paired Holding Shares") in minimum aggregations called "MACRO Units," each of which consists of 50,000 Up-MACRO Holding Shares and 50,000 Down-MACRO Holding Shares. The objective of the Paired Holding Trusts is, in the case of the Up-MACRO Holding Trust, to provide investors with investment returns that correspond with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the starting level of $60 (the "Starting Level") and, in the case of the Down-MACRO Holding Trust, to provide investors with investment returns that correspond inversely with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level.  The Starting Level was $60, therefore the price range within which the Paired Holding Trusts are expected to provide a return to both of the Paired Holding Shares is $0 to $120. There can be no assurance that the Paired Holding Trusts will achieve their investment objective.

The Depositor, State Street Bank and Trust Company, as trustee (in such capacity, the "Trustee"), MacroMarkets LLC, as Administrative Agent and MACRO Financial, LLC as Marketing Agent (in such capacities, the "Administrative Agent" and the "Marketing Agent", respectively), have entered into trust agreements that govern the activities of the Up-MACRO Tradeable Trust and the Up-MACRO Holding Trust and specify the terms of the shares issued by the Up-MACRO Tradeable Trust (the "Up-MACRO Tradeable Shares") and the Up-MACRO Holding Trust, respectively. The Up-MACRO Tradeable Trust issues the Up-MACRO Tradeable Shares on a continuous basis in exchange for deposits of Up-MACRO Holding Shares. Up-MACRO Tradeable Shares are only issued or exchanged for the underlying Up-MACRO Holding Shares in connection with a deposit of Up-MACRO Holding Shares into the Up-MACRO Tradeable Trust or the withdrawal of Up-MACRO Holding Shares from the Up-MACRO Tradeable Trust. One Up-MACRO Tradeable Share is issued for each Up-MACRO Holding Share deposited into the Up-MACRO Tradeable Trust. The per share "underlying value" of one Up-MACRO Tradeable Share is always equal to the underlying value of one Up-MACRO Holding Share. The underlying value of the Up-MACRO Holding Trust's shares represents that portion of the proceeds of the assets of the Up-MACRO Holding Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Up-MACRO Holding Trust were to make a final distribution on the Up-MACRO Holding Shares. The Up-MACRO Tradeable Trust would pass through such final distribution to holders of Up-MACRO Tradeable Shares. The underlying value per share of the Up-MACRO Holding Trust at December 31, 2007 was $32.00 and $61.08 ($20.36 after giving affect to the share split described at Note E) at December 31, 2006. Paired Holding Shares are only created and redeemed, and Up-MACRO Tradeable Shares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company ("DTC") who have executed a contract with the Trustee and the Administrative Agent ("Authorized Participants"). Each Up-MACRO Tradeable Share represents an undivided beneficial interest in the pool of Up-MACRO Holding Shares deposited in the Up-MACRO Tradeable Trust. Issuances and redemptions of Up-MACRO Holding Shares and Up-Macro Tradeable Shares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on accounting principles generally accepted in the United States of America ("GAAP").

The assets of the Up-MACRO Tradeable Trust consist solely of the Up-MACRO Holding Shares on deposit from time to time therein. Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 into the Up-MACRO Holding Trust and $500 into the Up-MACRO Tradeable Trust, for a total initial deposit into each trust of $1,000 (for each trust, the "Founders' Equity"). During the period from November 29, 2006 (commencement of operations) through December 31, 2006, the Founders' Equity of both the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust was redeemed and returned to the Depositor and Claymore Securities, Inc. The Up-MACRO Tradeable Trust shares trade on the American Stock Exchange ("AMEX"), at negotiated prices, during "New York Business Days" (any day on which stock exchanges and New York money center banks are open for business). The market price of the Up-MACRO Tradeable Shares may diverge from the closing per share underlying value of the Up-MACRO Tradeable Trust. Based on market demand, the Up-MACRO Tradeable Shares may trade at a premium or a discount to their per share underlying value.

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

If the Up-MACRO Holding Trust has no available income on any distribution date, then it will not make any payment under the Income Distribution Agreement that it may otherwise have been required to make to the Down-MACRO Holding Trust. Similarly, if on any distribution date the proceeds of the treasuries in the Down-MACRO Holding Trust minus its fee deduction amount are equal to or less than the Down-MACRO aggregate par amount, then the Down-MACRO Holding Trust will not have any available income and it will not make any payment under the Income Distribution Agreement that it may otherwise have been required to make to the Up-MACRO Holding Trust on that distribution date. If either of the paired holding trusts fails to make a payment under the Income Distribution Agreement on any distribution date because it does not have any available income, that trust will not be required to make up that payment on any subsequent distribution date, even if it has funds available to do so.

If on any distribution date the Up-MACRO Holding Trust does not have any available income and does not receive any available income from the Down-MACRO Holding Trust, it will not make any quarterly distribution to its shareholders on that distribution date. The Up-MACRO Holding Trust is not required to make quarterly distributions in any stated amount and if no funds are available to make a quarterly distribution on any distribution date, no amounts will be payable with respect to that distribution date on any subsequent date.

B. Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Up-MACRO Tradeable Trust in the preparation of its consolidated financial statements.

Basis of Accounting

The policies are in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented in the accompanying consolidated financial statements (the "Reporting Periods"). Actual results could differ from those estimates.

Under GAAP, U.S. government securities and repurchase agreements are accounted for on a trade date basis. Interest income, adjusted for the amortization of premium and accretion of discounts is earned from settlement date and is recorded on an accrual basis. Expenses are recorded on an accrual basis as incurred.

The Up_MACRO Treadable Trust revised and reclassified certain amounts within the December 31, 2006 statement of cash flows in order to better present the effects of realized and unrealized gains and losses on the settlement contracts and the income distribution agreement classified within operating cash flows separate and apart from the amounts classified as part of contributions within financing cash flows.

Consolidation

The consolidated financial statements include the accounts of the Up-MACRO Tradeable Trust and the Up-MACRO Holding Trust. Throughout the reporting periods, the Tradeable Trust has owned all of the issued and outstanding shares of the Holding Trust; accordingly, no minority interest in earnings has been recorded. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Settlement Contracts

Upon each issuance of Up-MACRO Holding Shares as part of a MACRO Unit in a Paired Subsequent Issuance, the Up-MACRO Holding Trust enters into a new Settlement Contract with the Down-MACRO Holding Trust. For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MACRO Unit of outstanding Paired Holding Shares. Under the Settlement Contracts, the Up-MACRO Holding Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Down-MACRO Holding Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Down-MACRO Holding Trust. The settlement payments per share made or received pursuant to the Settlement Contracts are based on 1/3 of the difference between the Closing Price and its Starting Level on the day on which a redemption order for Paired Holding Shares is delivered to the Administrative Agent. Prior to the share split described in Note E, such payments were made at the rate of 100% of such difference. The final distribution on the Up-MACRO Holding Shares depends upon the settlement payment that the Up-MACRO Holding Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Up-MACRO Holding Trust.

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

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the AMEX. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Up-MACRO Holding Trust as of December 31, 2007 and December 31, 2006 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

For the purpose of financial reporting, the income distribution contract constitutes a derivative contract. Accordingly, the income distribution contract is recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the income distribution contract, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the income distribution contract as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the income distribution contract existed, and the differences could be material. The fair value of the income distribution contract held by the Up-MACRO Holding Trust as of December 31, 2007 and December 31, 2006 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

During the period from January 1, 2007 through September 30, 2007, Claymore Securities, Inc. made all investment decisions for the Up-MACRO Holding Trust and beginning October 1, 2007 the investment decisions were made by MacroMarkets LLC. Pursuant to the Up-MACRO Holding Trust Agreement, the Up-MACRO Holding Trust pays MacroMarkets LLC a fee that accrues daily at an annualized rate of 0.35% of the Up-MACRO Asset Amount for acting as the Administrative Agent. The aggregate fees to Claymore Securities, Inc. and MacroMarkets, LLC for the year ended December 31, 2007 and the period from November 29, 2006 (commencement of operations) through December 31, 2006 were $23,258 and $7,345, respectively, all of which were waived.

The Up-MACRO Holding Trust pays (a) MacroMarkets LLC, in addition, (i) a licensing fee for the use of its intellectual property related to the patented MACROs structure, which accrues daily at an annualized rate of 0.10% on the Up-MACRO Asset Amount, (ii) a structuring fee for structuring the product, which accrues at an annualized rate of 0.20% on the Up-MACRO Asset Amount and pays (b) MACRO Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as Marketing Agent for the trust, which accrues daily at an annualized rate of 0.10% of the Up-MACRO Asset Amount. Prior to August 17, 2007, Claymore Securities, Inc. also acted as marketing agent for the Trusts. The Claymore Securities, Inc. fees for acting in this capacity for the period January 1, 2007 through August 17, 2007 were $34,465 all of which were waived by Claymore Securities, Inc. The MacroMarkets LLC and MACRO Financial, LLC fees for acting in these capacities for the year ended December 31, 2007 and the for the period from November 29, 2006 (commencement of operations) through December 31, 2006 were $116,715 and $8,394, respectively, all of which were waived by MacroMarkets LLC and MACRO Financial, LLC. Through December 31, 2007, a shortfall remained after these fee waivers. As a result, the Depositor assumed this expense shortfall.

C2. Trustee Fees

Pursuant to the Declaration of Up-MACRO Holding Trust, the Trustee receives a fee with respect to the services for the Up-MACRO Holding Trust at an amount equal to the product of a per annum rate of 0.08% on the first $200 million, 0.10% on the next $200 million, and $0.12% on assets in excess of $400 million and the Up-MACRO Asset Amount on such day. During the Reporting Period, a minimum Trustee fee was allocated to the Up-MACRO Holding Trust. Trustee fees for the year ended December 31, 2007 and for the period from November 29, 2006 (commencement of operations) through December 31, 2006 were $332,653 and $17,948, respectively. In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each paired issuance or paired optional redemption.

State Street Bank and Trust Company, a Massachusetts trust company, as successor to Investors Bank & Trust Company, is the "Custodian" of the Trust assets on behalf of the Up-MACRO Holding Trust.

D. Distributions

The Trustee of the Up-MACRO Holding Trust will make quarterly and final distributions to each person who was a "Registered Owner," which is the depository or nominee thereof in which name the Up-MACRO Holding Shares are registered, on the record date that preceded such distribution date. The quarterly and final distributions will be made after all expenses of the Up-MACRO Holding Trust have been paid. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Up-MACRO Holding Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances. For the quarters ended December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, the distributions were approximately $0.1525, $0.4577, $0.5230, and $0.4992 ($0.1525, $0.1526, $0.1743, and $0.1664 per share, respectively, after giving effect to the share split described in Note E). For the period ended December 31, 2006, the distribution was approximately $0.1627 ($0.0542 per share after giving effect to the share split described in Note E.)

E. Share Transactions

On October 2, 2007, the Depositor announced a three-for-one split of the MACROshares Oil Up Tradeable Shares (formerly known as the Claymore MACROshares Oil Up Tradeable Shares). Each shareholder of record at the close of business on October 19, 2007 received two additional shares for every one share held on the record date. The payable date for the additional shares was October 22, 2007. Trading began on a split adjusted basis on October 23, 2007. The total number of authorized shares remains unlimited and the associated par value was reduced from $60 to $20 by this action. All references to the number of shares outstanding, contributed and redeemed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements have not been retroactively adjusted to give effect to the share split. The net income per share and weighted average shares outstanding disclosed in the Consolidated Statements of Operations and the per share distribution amounts disclosed in the Consolidated Statements of Changes in Shareholders’ Equity have been restated to give effect to the share split.

For the year ended December 31, 2007, 1,400,000 of the Up-Macro Holding Trust shares were created, 700,000 of which is due to the issuance of the share split, at the value of the equity attributable to such units of $27,413,359, with an underlying value of $28,716,000. The Up-MACRO Holding Trust receives, for each share issued, cash equal to the par value and the equalization amount. The increase/decrease in the contractual value of the settlement contracts resulting from creations results in the net increase in net assets per share on creations being equal to underlying value per share on the date of issuance. Similarly, the increase/decrease in the fair value of the settlement contracts from creations results in the net increase in net assets from creations for financial reporting purposes being equal to equity attributable to such shares on the date of issuance. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Consolidated Statements of Changes in Shareholders' Equity. For the year ended December 31, 2007, 450,000 of Up-MACRO Holding Trust shares were redeemed at the value of the equity attributable to such shares of $27,775,409 with an underlying value of $25,449,407.

F. Indemnifications

Under the Up-MACRO Holding Trust's trust agreement and under the Authorized Participant Agreement, the Depositor, the Trustee, NYMEX, the Authorized Participants and MacroMarkets LLC are indemnified by the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Up-MACRO Holding Trust and Up-MACRO Tradeable Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Up-MACRO Holding Trust's and the Up-MACRO Tradeable Trust’s maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust based on events that have not yet occurred. However, the Up-MACRO Tradeable Trust expects the risk of loss to be remote.

G. Recent Accounting Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Depositor of the Up-MACRO Tradeabke Trust is currently evaluating the impact the adoption of SFAS No. 157 will have on the Up-MACRO Tradeable Trust's consolidated financial statement disclosures.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We are currently evaluating the impact that FAS 159 will have on our financial statements.

On June 18, 2007, the American Institute of Certified Public Accountants' (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 07-1, "Clarification of the Scope of the Audit and Accounting Guide" Investment Companies and "Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the Guide). For those entities that are investment companies under the SOP, it also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, the SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. On October 17, 2007, the FASB agreed to propose an indefinite delay in the effective date of SOP 07-01 and for entities that meet the definition of an investment company in SOP 07-01, of FSP 46 (R)-7, Application of FASB Interpretation No 46 (R) to Investment Companies. The Depositor of the Up MACRO Tradeable Trust is currently evaluating the scope of SOP 07-01 and the impact it will have on the Up-MACRO Treadeable Trust’s consolidated financial statement disclosures.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“ SFAS 160” ). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Trust is currently evaluating the impact SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“ EITF 07-01” ) . EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact EITF 07-01 will have on its consolidated financial statements.

H. Concentration Risk

The Up-MACRO Tradeable Trust invests solely in the Up-MACRO Holding Trust. The Up-MACRO Holding Trust's performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Up-MACRO Holding Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The maximum price level of crude oil futures for which the Up-MACRO Holding Trust can deliver investment returns at underlying value corresponding to the price of such crude oil futures is equal to twice the Starting Level of $60, or $120. (Conversely, the minimum price level of crude oil futures for which the Down-MACRO Holding Trust can deliver inverse investment returns at underlying value corresponding to the price of such crude oil futures is zero) Also, the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust are exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Holding Trusts. In addition, State Street Bank and Trust Company holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to State Street Bank and Trust Company in that the Up-MACRO Holding Trust may potentially lose all or a portion the cash that is held at State Street Bank and Trust Company.

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

J. Subsequent Event

As of March 18, 2008, market interest rates on securities permitted to be owned by the Trust declined below the fee deduction amount charged by the Trust. Accordingly, the ability of the Trust to make future distributions to investors will be affected, and possibly deferred, until such time as market interest rates exceed the fee deduction amount.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC,
as Depositor for the MACROshares Oil Up Tradeable Trust

/s/ Samuel Masucci, III
Samuel Masucci, III
Chief Executive Officer

/s/ John A. Flanagan
John A. Flanagan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Samuel Masucci, III
Samuel Masucci, III
Chief Executive Officer

/s/ John A. Flanagan
John A. Flanagan
Chief Financial Officer

/s/ Robert Tull
Robert Tull
Manager

March 28, 2008