Form 10-Q
period 2008-03-31
MACROshares Oil Up Tradeable Trust; MACRO Securities Depositor, LLC
filed 2008-05-15
CIK 1382994, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Number of MACROshares Oil Up Tradeable shares outstanding as of March 31, 2008: 4,250,000.

DOCUMENTS INCORPORATED BY REFERENCE: Prospectus of MACROshares Oil Up Holding Shares and
MACROshares Oil Up Tradeable Shares, dated as of May 8, 2008, file no. 333-116566.

FORWAD LOOKING STATEMENTS

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

i

TABLE OF CONTENTS

Exhibits
Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

ii

1.	FINANCIAL INFORMATION

(a)	Financial Statements

MACROshares Oil Up Tradeable Trust
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2008	December 31, 2007

Assets
Cash and cash equivalents	$79,309,575	$30,262,629
Settlement contracts and income distribution agreement with the Down-MACRO Holding Trust	37,523,525	15,020,152
Receivables for:
Shares sold	5,999,445	-
Interest	9,866	9,647
Total assets	$122,842,411	$45,292,428

Liabilities and Shareholders’ Equity
Operating expenses payable	$128,344	$111,975
Distributions payable to shareholders	320,898	228,725

Total liabilities	449,242	340,700

Shareholders’ Equity
Equity attributable to Up-MACRO Tradeable shares, $20 par value, unlimited amount authorized, 4,250,000 and 1,500,000 issued and outstanding at March 31, 2008 and and December 31, 2007, respectively	122,393,169	44,951,728
Total Shareholders’ Equity	122,393,169	44,951,728

Total Liabilities and Shareholders’ Equity	$122,842,411	$45,292,428

See notes to the unaudited consolidated financial statements

MACROshares Oil Up Tradeable Trust
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Investment Income
Interest	$234,952	$302,250
Total investment income	234,952	302,250

Expenses
Operating expenses	173,029	96,891

Net investment income	61,923	205,359

Realized and Unrealized Gain (Loss)
Net unrealized appreciation (depreciation) on settlement contracts and income distribution agreement	(4,142,470)	2,260,136
Net realized gain (loss) on settlement contracts and income distribution agreement	75,782	(880,000)
Net realized and unrealized gain (loss)	(4,066,688)	1,380,136

Net income (loss)	$(4,004,765)	$1,585,495

Net income (loss) per share - See Note E	$(1.88)	$1.33

Weighted average shares outstanding - See Note E	2,131,319	1,188,201

See notes to the unaudited consolidated financial statements

MACROshares Oil Up Tradeable Trust
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Shareholders’ Equity, beginning of period	$44,951,728	$34,809,498

Contributions	81,767,104	8,737,340
Distributions - $0.0812 (2008) and $0.1664 (2007) per share	(320,898)	(149,768)
Redemptions	-	(24,169,929)
Net income (loss)	(4,004,765)	1,585,495

Shareholders’ Equity, end of period	$122,393,169	$20,812,636

Share Activity

Shares outstanding, beginning of period	1,500,000	550,000

Contributions	2,750,000	150,000
Distributions	-	(400,000)

Shares outstanding, end of period	4,250,000	300,000

See notes to the unaudited consolidated financial statements

MACROshares Oil Up Tradeable Trust
Consolidated Statement of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Cash flows from operating activities:

Net income (loss)	$(4,004,765)	$1,585,495

Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized depreciation(appreciation) on settlement contracts and income distribution agreement	4,142,470	(3,319,262)
Increase (decrease) in operating assets and liabilities:
Interest receivable	(219)	10,187
Operating expenses payable	16,369	89,073

Net cash used in operations	153,855	(1,634,507)

Cash flows from financing activities:

Contributions	49,121,816	9,012,166
Redemptions	-	(22,130,000)
Distributions	(228,725)	(89,495)

Net cash (used in) provided by financing activities	48,893,091	(13,207,329)

Net increase (decrease) in cash and cash equivalents	49,046,946	(14,841,836)

Cash and cash equivalents, beginning of period	30,262,629	33,118,800
Cash and cash equivalents, end of period	$79,309,575	$18,276,964

See notes to the unaudited consolidated financial statements

MACROshares Oil Up Tradeable Trust
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
as of March 31, 2008

(i)	Organization

MACRO Securities Depositor, LLC (the "Depositor"), a Delaware limited liability company with MacroMarkets LLC and Claymore Group Inc. (collectively referred to as "Related Party") as its only two members, formed the Claymore MACROshares Oil Up Tradeable Trust (the "Up-MACRO Tradeable Trust"), the Claymore MACROshares Oil Down Tradeable Trust (the "Down-MACRO Tradeable Trust"), the Claymore MACROshares Oil Up Holding Trust (the "Up-MACRO Holding Trust" or “the Trust”) and the Claymore MACROshares Oil Down Holding Trust (the "Down-MACRO Holding Trust"). Each of the trusts was formed under the laws of the State of New York on November 15, 2006.

On August 17, 2007, MacroMarkets LLC and Claymore Group, Inc. entered into a binding agreement pursuant to which (i) Claymore Securities, Inc., a wholly-owned subsidiary of Claymore Group Inc., (A) resigned as a Marketing Agent for the Up-MACRO Tradeable Shares, effective August 17, 2007, with MACRO Financial, LLC, which was acting as an additional Marketing Agent for the Up-MACRO Tradeable shares, assuming all of Claymore Securities, Inc.’s duties as Marketing Agent and (B) resigned as the administrative agent for the Up-MACRO Tradeable Trust, effective September 30, 2007, (ii) Claymore Group Inc. sold its equity interest in MACRO Securities Depositor, LLC to MacroMarkets LLC on August 18, 2007 and (iii) the Claymore MACROshares Oil Up Tradeable Trust and Claymore MACROshares Oil Up Tradeable Shares were renamed the “MACROshares Oil Up Tradeable Trust” and the “MACROshares Oil Up Tradeable Shares”, respectively. MacroMarkets LLC was appointed as the successor Administrative Agent and accepted such appointment pursuant to the Third Amended and Restated Trust Agreement for the Up-MACRO Tradeable Shares, dated as of October 1, 2007, and entered into among the Trustee, MacroMarkets LLC, as Administrative Agent, MACRO Securities Depositor, LLC, as Depositor and MACRO Financial, LLC, as Marketing Agent. (See Note J)

The Up-MACRO Holding Trust and the Down-MACRO Holding Trust are referred to as "Paired Holding Trusts". The descriptions of the Paired Holding Trusts in these notes reflect the trust agreements as amended on October 1, 2007. Operations of the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust commenced on November 29, 2006. No creations or other activity occurred between November 24, 2006 and the commencement date. Each of the Paired Holding Trusts issues shares (which are referred to, respectively, as "Up-MACRO Holding Shares" and "Down-MACRO Holding Shares," and, collectively, as "Paired Holding Shares") in minimum aggregations called "MACRO Units," each of which consists of 50,000 Up-MACRO Holding Shares and 50,000 Down-MACRO Holding Shares. The objective of the Paired Holding Trusts is, in the case of the Up-MACRO Holding Trust, to provide investors with investment returns that correspond with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the starting level of $60 (the "Starting Level") and, in the case of the Down-MACRO Holding Trust, to provide investors with investment returns that correspond inversely with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level.  The Starting Level was $60, therefore the price range within which the Paired Holding Trusts are expected to provide a return to both of the Paired Holding Shares $0 to $120. There can be no assurance that the Paired Holding Trusts will achieve their investment objective.

The Depositor, State Street Bank and Trust Company, as trustee (in such capacity, the "Trustee"), MacroMarkets LLC, as administrative agent and MACRO Financial, LLC as marketing agent (in such capacities, the "Administrative Agent" and the "Marketing Agent", respectively), have entered into trust agreements that govern the activities of the Up-MACRO Tradeable Trust and the Up-MACRO Holding Trust and specify the terms of the shares issued by the Up-MACRO Tradeable Trust (the "Up-MACRO Tradeable Shares") and the Up-MACRO Holding Trust, respectively. The Up-MACRO Tradeable Trust issues the Up-MACRO Tradeable Shares on a continuous basis in exchange for deposits of Up-MACRO Holding Shares. Up-MACRO Tradeable Shares are only issued or exchanged for the underlying Up-MACRO Holding Shares in connection with a deposit of Up-MACRO Holding Shares into the Up-MACRO Tradeable Trust or the withdrawal of Up-MACRO Holding Shares from the Up-MACRO Tradeable Trust. One Up-MACRO Tradeable Share is issued for each Up-MACRO Holding Share deposited into the Up-MACRO Tradeable Trust. The per share "underlying value" of one Up-MACRO Tradeable Share is always equal to the underlying value of one Up-MACRO Holding Share. The underlying value of the Up-MACRO Holding Trust's shares represents that portion of the proceeds of the assets of the Up-MACRO Holding Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Up-MACRO Holding Trust were to make a final distribution on the Up-MACRO Holding Shares. The Up-MACRO Tradeable Trust would pass through such final distribution to holders of Up-MACRO Tradeable Shares. The underlying value per share of the Up-MACRO Holding Trust at March 31, 2008 was $33.86 and at December 31, 2007 was $32.00. Paired Holding Shares are only created and redeemed, and Up-MACRO Tradeable Shares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company ("DTC") who have executed a contract with the Trustee and the Administrative Agent ("Authorized Participants"). Each Up-MACRO Tradeable Share represents an undivided beneficial interest in the pool of Up-MACRO Holding Shares deposited in the Up-MACRO Tradeable Trust. Issuances and redemptions of Up-MACRO Holding Shares and Up-Macro Tradeable Shares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on accounting principles generally accepted in the United States of America ("GAAP"), which may differ from underlying value.

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

For purposes of determining the underlying value at which Paired Holding Shares are redeemed or created, as defined in the Up-MACRO Holding Trust Agreement, each Settlement Contract is valued on each New York Business Day at the Closing Price and the resulting percentage change in the Closing Price from the Starting Level. The performance obligations of the Paired Holding Trusts to each other under the Settlement Contracts are 100% collateralized by cash, U.S. government securities and repurchase agreements backed by U.S. government securities that are held in each of the Paired Holding Trusts. The Up-MACRO Holding Trust's obligations are not leveraged and the trust realizes capital gains or losses only when a Settlement Contract is terminated in connection with a paired optional redemption, an early termination or the final scheduled termination of the Paired Holding Trusts. The fair value of the settlement contracts held by the Down-MACRO Holding Trust as of March 31, 2008 on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

The "Income Distribution Agreement" entered into between the Paired Holding Trusts is the means for allocating between the Paired Holding Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts, net of expenses. Under the Income Distribution Agreement, the Up-MACRO Holding Trust is obligated to pay a portion of its income to the Down-MACRO Holding Trust or entitled to receive a portion of the Down-MACRO Holding Trust's income, based on the percentage difference of the Closing Price and the Starting Level on each day of the calendar quarter between distribution dates. The Up-MACRO Holding Trust's daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects either an asset receivable by it or a liability payable by it, based upon the difference in the daily value of the Closing Price and its Starting Level. A payment is made by one of the Paired Holding Trusts to the other on each quarterly distribution date and the Up-MACRO Holding Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Down-MACRO Holding Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date.

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

From March 18, 2008 through March 31, 2008 market interest rates on securities permitted to be owned by the Trust declined below the fee deduction amount charged by the Trust. Accordingly, the ability of the Trust to make future distributions to investors will be affected, and possibly deferred, until such time as market interest rates exceed the fee deduction amount.

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

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the AMEX. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Up-MACRO Holding Trust as of March 31, 2008 and December 31, 2007 and on various creation and redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Income Distribution Agreement

Under the Income Distribution Agreement with the Down-MACRO Holding Trust, the Up-MACRO Holding Trust, on each quarterly distribution date, is either (1) required to pay all or a portion of its income from its government securities and repos, after deduction of a fixed number of basis points (a basis point being 1/100 of one percent) for the payment of fees and expenses, to the Down-MACRO Holding Trust or (2) entitled to receive all or a portion of the Down-MACRO Holding Trust's income, after the Down-MACRO Holding Trust has deducted a fixed number of basis points for the payment of its expenses and fees, based on its daily accrued income for each day during the preceding calendar quarter and the Closing Price for that day.

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

For the purpose of financial reporting, the Income Distribution Agreement constitutes a derivative contract. Accordingly, the income distribution contract is recorded in the consolidated financial statements at fair value, as determined by the Administrative Agent. As there is no market for the Income Distribution Agreement, and no such market is expected to develop, the Administrative Agent determines the fair value of the Income Distribution Agreement by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the Income Distribution Agreement as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the Income Distribution Agreement existed, and the differences could be material. The fair value of the Income Distribution Agreement held by the Up-MACRO Holding Trust as of March 31, 2008 and December 31, 2007 for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Fair Value

The Up-MACRO Tradeable Trust adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157"), effective January 1, 2008. In accordance with FAS 157, fair value is defined as the price that the Up-MACRO Tradeable Trust would receive upon selling the settlement contracts and income distribution agreement in a timely transaction to an independent buyer in the principal or most advantageous market of the investment. FAS 157 established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. The three-tier hierarchy of inputs is summarized in the three broad Levels listed below.

•	Level 1 - quoted prices in active markets for identical investments
•	Level 2 - other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
•	Level 3 - significant unobservable inputs (including the Up-MACRO Tradeable Trust’s own assumptions in determining the fair value of investments)

The following is a summary of the inputs used as of March 31, 2008 in valuing the Up-MACRO Tradeable Trust’s settlement contracts and the income distribution agreement carried at value:

Level 1 - Quoted Prices	$-
Level 2 - Other Significant Observable Inputs	37,523,525
Level 3 - Significant Unobservable Inputs	-
Total	$37,523,525

Federal Income Taxes

The Up-MACRO Tradeable Trust and the Up-MACRO Holding Trust are treated as partnerships for federal income tax purposes and, therefore, no provision for federal income taxes is required.

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

During the period from January 1, 2007 through September 30, 2007, Claymore Securities, Inc. made all investment decisions for the Up-MACRO Holding Trust and beginning October 1, 2007 the investment decisions were made by MacroMarkets LLC. Pursuant to the Up-MACRO Holding Trust Agreement, the Up-MACRO Holding Trust pays MacroMarkets LLC (Claymore Securities, Inc. through September 30, 2007) a fee that accrues daily at an annualized rate of 0.35% of the Up-MACRO Asset Amount for acting as the Administrative Agent. The fees for the three months ended March 31, 2008 and 2007 were $37,158 and $21,195, respectively, of which $27,227 and $21,195 were waived.

The Up-MACRO Holding Trust pays (a) MacroMarkets LLC, in addition, (i) a licensing fee for the use of its intellectual property related to the patented MACROs structure, which accrues daily at an annualized rate of 0.10% on the Up-MACRO Asset Amount, (ii) a structuring fee for structuring the product, which accrues at an annualized rate of 0.20% on the Up-MACRO Asset Amount and pays (b) MACRO Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as Marketing Agent for the trust, which accrues daily at an annualized rate of 0.10% of the Up-MACRO Asset Amount. Prior to August 17, 2007, Claymore Securities, Inc. also acted as marketing agent for the Trusts. The MacroMarkets LLC and MACRO Financial, LLC fees for acting in these capacities for the three months ended March 31, 2008 was $31,848, all of which were waived. The Claymore Securities, Inc. fees for acting in its capacity as administrative agent and marketing agent for the Trust for the three months ended March 31, 2007 was $24,223, which was also waived.

C2.	Trustee Fees

Pursuant to the Declaration of Up-MACRO Holding Trust, the Trustee receives a fee with respect to the services for the Up-MACRO Holding Trust an amount equal to the product of a per annum rate of 0.08% and the Up-MACRO Asset Amount on such day. During the Reporting Periods, a minimum Trustee fee was charged to the Up-MACRO Holding Trust. Trustee fees for the three months ended March 31, 2008 and 2007 were $55,508 and $56,753, respectively. In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each paired issuance or paired optional redemption.

State Street Bank and Trust Company, a Massachusetts trust company, as successor to Investors Bank & Trust Company, is the "Custodian" of the Trust assets on behalf of the Up-MACRO Holding Trust.

D.	Distributions

The Trustee of the Up-MACRO Holding Trust will make quarterly and final distributions to each person who was a "Registered Owner," which is the depository or nominee thereof in which name the Up-MACRO Holding Shares are registered, on the record date that preceded such distribution date. The quarterly and final distributions will be made after all expenses of the Up-MACRO Holding Trust have been paid. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Up-MACRO Holding Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances. For the three months ended March 31, 2008 and 2007, the distributions were approximately $0.0812 and $0.1664 per share (after giving effect to share split described at Note E), respectively.

E.	Share Transactions

On October 2, 2007, the Depositor announced a three-for-one split of the MACROshares Oil Up Tradeable Shares (formerly known as the Claymore MACROshares Oil Up-Tradeable Shares). Each shareholder of record at the close of business on October 19, 2007 received two additional shares for every one share held on the record date. The payable date for the additional shares was October 22, 2007. Trading began on a split adjusted basis on October 23, 2007. The total number of authorized shares remains unlimited and the associated par value was reduced from $60 to $20 by this action. All references to the number of shares outstanding, contributed and redeemed in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements for the three months ended March 31, 2007 have not been retroactively adjusted to give effect to the share split. The net income per share and weighted average shares outstanding disclosed in the Consolidated Statements of Operations and the per share distribution amounts disclosed in the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2007 have been restated to give effect to the share split.

For the three months ended March 31, 2008 and 2007, 2,750,000 and 150,000, respectively, of the Up-Macro Holding Trust shares were created with the value of equity attributable to such shares at $81,707,104 and $8,737,340 with an underlying value of $96,577,633 and $8,115,000, respectively. The Up-MACRO Holding Trust receives, for each share issued, cash equal to the par value ($20 for March 31, 2008 and $60 for March 31, 2007) and the equalization amount. The increase/decrease in the contractual value of the settlement contracts resulting from creations results in the net increase in net assets per share on creations being equal to underlying value per share on the date of issuance. Similarly, the increase/decrease in the fair value of the settlement contracts and income distribution agreement from creations results in the net increase in net assets from creations for financial reporting purposes being equal to equity attributable to such shares on the date of issuance. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Consolidated Statements of Changes in Shareholders' Equity. For the three months ended March 31, 2007, 400,000 of Up-MACRO Holding Trust shares were redeemed at the value of equity attributable to such shares of $24,169,929 with an underlying value of $22,130,000. There were no redemptions for the three months ended March 31, 2008.

F.	Indemnifications

Under the Up-MACRO Holding Trust's trust agreement and under the Authorized Participant Agreement, the Depositor, the Trustee, NYMEX, the Authorized Participants, and MacroMarkets LLC are indemnified by the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Up-MACRO Holding Trust and Up-MACRO Tradeable Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Up-MACRO Holding Trust's and the Up-MACRO Tradeable Trust’s maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust based on events that have not yet occurred. However, the Up-MACRO Tradeable Trust expects the risk of loss to be remote.

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

In March 2008, Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), was issued and is effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures to provide information about the reasons the Trusts invest in derivative instruments, the accounting treatment and the affect derivatives have on financial performance. Management is currently evaluating the impact the adoption of SFAS 161 will have on the Trust's financial statement disclosures.

H.	Concentration Risk

The Up-MACRO Tradeable Trust invests solely in the Up-MACRO Holding Trust. The Up-MACRO Holding Trust's performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Up-MACRO Holding Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The maximum price level of crude oil futures for which the Up-MACRO Holding Trust can deliver investment returns at underlying value corresponding to the price of such crude oil futures is equal to twice the Starting Level of $60, or $120. (Conversely, the minimum price level of crude oil futures for which the Down-MACRO Holding Trust can deliver inverse investment returns at underlying value corresponding to the price of such crude oil futures is zero.) Also, the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust are exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Holding Trusts. In addition, State Street Bank and Trust Company holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to State Street Bank and Trust Company in that the Up-MACRO Holding Trust may potentially lose all or a portion the cash that is held at State Street Bank and Trust Company.

I.	Termination of the Trust

The Up-MACRO Tradeable Trust was scheduled to terminate in connection with any termination of the Up-MACRO Holding Trust. The Up-MACRO Holding Trust was scheduled to be terminated in December of 2026. On such date, the holders of any Up-MACRO Holding Shares which remain outstanding will receive the net assets of the Up-MACRO Holding Trust after the settlement and termination of all outstanding Settlement Contracts in the same manner as such contracts would be settled and terminated in connection with any Paired Optional Redemption. The Up-MACRO Tradeable Trust passes through to its shareholders the per share net asset value it receives on the Up-MACRO Holding Shares it holds on deposit on the final distribution date. The Income Distribution Agreement will also be terminated on this date, but no settlement obligations will be due thereunder.

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

J.	Subsequent Trigger Event

On April 16, 2008, a termination trigger occurred under the trust agreements for the Paired Holding Trusts and the related Tradeable Trusts. Pursuant to Section 11.1 (a)(ii) of the trust agreement for the Up-MACRO Holding Shares and the trust agreement for the Up-MACRO Tradeable Shares, a termination trigger will occur if the Applicable Reference Price of Crude Oil rises to or above $111.00 or falls to or below $9.00, and, in either case, the Applicable Reference Price of Crude Oil remains at that level for three (3) consecutive Price Determination Days. The NYMEX light sweet crude oil futures contract for June closed at $114.36 on Wednesday, April 16th at 2:30 pm. This marked the third consecutive Price Determination Date that the Applicable Reference Price of Crude Oil closed at or above $111.00. A “Price Determination Date” is any day on which the Applicable Reference Price of Crude Oil is established based upon trading of the NYMEX light crude oil futures contract by open outcry on the facilities of NYMEX.

The trust agreements provide that, following the occurrence of a termination trigger, the next scheduled distribution date will be an “Early Termination Date” on which all outstanding Up-MACRO Holding Shares and Up-MACRO Tradeable Shares will be redeemed at their Per Share Underlying Value on the last Price Determination Date preceding such Early Termination Date.

The next scheduled distribution date for the Up-MACRO Holding Shares and the Up-MACRO Tradeable Shares is June 26, 2008, which will be the Early Termination Date. The last day of trading for the Up-MACRO Tradeable Shares on AMEX will be June 25, 2008.

On July 3, 2008, a final distribution will be made on the Up-MACRO Holding and Tradeable Shares to the holders of record of those shares as of June 30, 2008. This final distribution will be equal to the Per Share Underlying Value of the Up-MACRO Holding and Tradeable Shares as of the last Price Determination Date preceding the Early Termination Date. The last Price Determination Date will be June 25, 2008.

Authorized Participants may continue to direct paired issuance and paired optional redemptions of MacroShares until June 25, 2008.

Item 1.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The assets of the Up-MACRO Tradeable Trust consist of Up-MACRO Holding Shares. The Up-MACRO Tradeable Trust passes through any quarterly distributions made on the Up-MACRO Holding Shares it holds on deposit and any final distribution made on those Up-MACRO Holding Shares on the earlier of the final scheduled termination date or an early termination date upon receipt by the Up-MACRO Tradeable Trust of any of these distributions. Up-MACRO Tradeable Shares may be exchanged at any time by authorized participants for the underlying Up-MACRO Holding Shares on a one-to-one basis in minimum lots of 50,000 shares.

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

The following table sets forth, for the period indicated, the high and low market price per share for the Up-MACRO Tradeable Shares.

Three Months Ended March 31, 2008	High	Low
First Quarter (beginning January 1, 2008)	$32.72	$18.60

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

The Treasury portfolio is managed such that the portfolio must mature to cash prior to the quarterly distribution date. The daily change in the underlying value is equal to one third of the daily price increase of the Benchmark plus accrued net income from the Treasuries. To demonstrate, if the one day price change in the Benchmark is equal to one dollar, UCR’s underlying value is expected to increase by thirty three cents plus the net interest earned on the Treasuries. The net income on the increase is also allocated to UCR from the DCR trust when the designated Benchmark price is above $60.00 per barrel. Likewise, the underlying value of DCR, as defined within the prospectus, is expected to reflect a decline in value, equal to thirty three cents and the net income earned on the Treasuries plus or minus the amount allocated to or from UCR.

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

For benchmark oil prices below $60.00 per barrel, the underlying value of 3 shares of UCR would be expected to decline approximately $1.00 in value for each $1.00 decline in the benchmark future oil price. An example of this process would be shown as follows:

Day one of the trusts (pre share split):

UCR =$60.00 per share
DCR =$60.00 per share

Initial par value of one pair of shares = $60.00 + $60.00 or $120.00 per set of paired shares

Post Share Split Example;

UCR= $60.00/3 or $20.00 per share
DCR= $60.00/3 or $20.00 per share

Initial par value of one pair of shares = $20.00+ $20.00 or $40.00 per set of paired shares

For the three months ended March 31, 2008 the results of all performance graphs and analysis within this report have been share split adjusted.

MACRO Financial, LLC, the marketing agent, continues to dedicate resources to educating investors about the new product structure of the paired Up-MACRO Tradeable shares and Down-MACRO Tradeable Shares (“MacroShares”). Certain critics, who we believe have not committed sufficient effort to understanding the MacroShares prospectus or discussing the product with MACRO Financial, LLC personnel, continue to want to compare MacroShares to ETFs. These bloggers attempted to explain the performance of MacroShares using the performance attributes of ETFs. However, no ETF is created in pairs and no ETF attempts to deliver the performance without supporting their performance by holding the underlying securities contained within the benchmark. Additionally, MacroShares do not and can not change the underlying market dynamics of the benchmark. Therefore, contango and backwardation in the NYMEX light sweet crude oil future contracts (“oil”) may be reflected in the performance of UCR and DCR in the form of premiums and discounts. Any futures market in contango represents the expectation of higher prices for the commodity into the future just as a premium reflects the willingness of investors to buy at a higher price today for performance they expect to receive at a future date. A commodities futures market in backwardation represents the expectation of lower prices in the future and thus the discount in UCR may reflect the expected lower future value of oil. In addition, as the benchmark oil price moves from the Starting Level, the maximum potential of UCR and DCR for future appreciation and depreciation will change accordingly. If the benchmark oil price rises above the Starting Level, UCR's maximum potential future appreciation will decline, and maximum potential future depreciation will increase, in proportion to the increase in the benchmark oil price. The change in the potential for future appreciation and depreciation may be an additional factor could result in the market prices of UCR and DCR reflecting a premium or a discount to underlying value, and the magnitude of the impact on the premium or discount may vary with the magnitude of the difference between the benchmark oil price and the Starting Level.

The paired nature of the MacroShares’ creation and redemption process indicates that if the Up-MACRO shares are trading at a premium the Down-MACRO shares should trade at a discount in order to preserve the combined underlying value of the paired shares and the creation/redemption relationship to each other. Likewise, if the Up-MACRO shares are trading at a discount, the Down-MACRO shares must trade at a premium in order to preserve the combined underlying value and the creation/redemption relationship to each other. As noted below, trading activity in the shares to date has, in fact, conformed to this expectation, with only minor deviations.

Potential investors in MacroShares should understand that MacroShares are a new class of products and that the performance attributes of the benchmark asset’s market will be reflected in the performance of the passively managed MacroShares.

For the three months ended March 31, 2008 and 2007, UCR paid, on a share split adjusted basis, $0.0812 and $0.1644 per share distributions, respectively. The distribution yield for UCR for the three months ended March 31, 2008 and 2007 was equivalent to 0.96 and 3.03 percent (on an annualized basis) on the underlying value of $33.86 and $21.97 per share, respectively.

Exhibit 1a

The difference in UCR’s underlying value and the Benchmark was due to the accrued interest of the Treasuries less trust expenses. The objective of UCR is for its underlying value to track the designated Benchmark and to pay accrued interest less fees once a quarter. This goal was achieved with an accurate tracking of .999. (See Exhibit 1b).

Exhibit 1b

As mentioned, the underlying value of DCR tracks the inverse price performance of the Benchmark plus the net income from the Treasuries less any daily income distribution obligations to the UCR trust. Since DCR trust assets are fully funded at $20.00 per share, plus net income less any obligations due under the income distribution agreement and settlement agreement, the underlying value per share should approximately decrease by thirty-three cents for every dollar increase in the oil Benchmark above $60.00 per barrel. For example, if the Benchmark NYMEX Designated Oil Futures Contract (“Benchmark”) increases by one dollar in a given day, DCR will accrue interest on the Treasuries and will owe thirty-three cents per share of additional performance to the UCR trust and the interest earned under the income distribution agreement on the change of performance for the day after expenses. Since each paired holding share unit is created with a value equal to 50,000 shares of Up-MACRO Holding Shares at $20.00 plus the accrued net income and 50,000 shares of Down-MACRO Holding Shares at $20.00 plus accrued net income, the holding shares are deposited into the tradeable trust and the Authorized Participant receives 50,000 shares of UCR and 50,000 shares of DCR at the underlying value with a combined value of $40.00 per share plus accrued net income. (see Exhibit 1c)

Exhibit 1c

For the three months ended March 31, 2008, DCR’s underlying value tracked the Benchmark within a price differential of $0.02 (0.31% of DCR’s average daily underlying value). This average is made up of a daily range of $.00 to $.02 ascending up to the quarter-end ex dividend date of March 27, 2008 at which date the difference resets.
(See Exhibit 1d).

Exhibit 1d

This difference in DCR’s underlying value and the Benchmark is due to the accrued interest of the Treasuries less expenses and the net impact of the income distribution and settlement contract agreements and the volatility in yield on the Treasury collateral during this quarter. For the three months ended March 31, 2008 and 2007 DCR paid miscellaneous income of $0.0187 and $0.1753 (share split adjusted) per share, respectively. The distribution yield for DCR for the three months ended March 31, 2008 and 2007 was equivalent to approximately 1.2% and 3.9% on an annualized basis on the underlying value of $6.14 and $18.05 (share split adjusted) per share, respectively.

The mix of UCR and DCR investors has grown from mostly institutional investors at the launch to a significant proportion of retail investors looking to achieve long-term exposure to commodities, obtain a hedge against a portfolio of oil company stocks, or to express a directional view on oil prices. The secondary market for UCR and DCR reflected the daily changes in the combined underlying values and the expectations of investors in regards to the long-term price expectations implied by the oil futures curve. The oil futures curve changed significantly throughout 2007 as the market went from a steep contango during the first half of the year to a steep backwardation during the second half of the year. The oil market continued into 2008 in backwardation and remained in backwardation throughout the first quarter of 2008. This market change caused a noticeable impact on UCR and DCR premiums and discounts during this time period from March 31, 2007 until March 31, 2008. UCR went from a maximum premium of 16.65% when the oil futures curve was in contango to a maximum discount of 21.79% when the oil futures curve was in backwardation.

The premiums and discount were even more significant in DCR as the market value of DCR declined as oil prices rallied during 2007 and the daily price changes increased as a percent of the price of DCR causing increased price volatility. The maximum discount for DCR, when the futures curve was in contango, was 19.18% while in the second half of the year the maximum premium for DCR, when the market was in backwardation, went to 95.62%. Although the premiums and discounts in UCR and DCR on a paired basis were generally equal and offsetting in dollar terms the percentages of change were not always equal because the securities each had different dollar values in the market.

The excess premium or discount on the combined value of DCR and UCR, where applicable, represented an average of 45 basis points throughout the period.

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

Creation and/or redemptions must occur for both UCR and DCR as one unit, accordingly, the underlying value of UCR and DCR including accrued interest equals the aggregate creation/redemption amount plus the additional Trustee creation/redemption fees of $2,000 per transaction, which is not part of the underlying value calculation. For the three months ended March 31, 2008, the paired market values tracked the paired underlying values within 25 basis points. Day to day the differences were varied, however the paired market prices and the paired underlying values were in line with competitive products through all of the various Oil cycles.

For the period beginning with the launch of UCR and DCR and ending on March 31, 2008, UCR’s daily exchange price change exhibited a 0.769% correlation to the underlying value changes in UCR. The average daily market price for the period of UCR, was $28.15. The average daily price of UCR’s underlying value was $32.60 for the quarter. UCR ran an average daily dollar discount of $4.46 or 13.57% of underlying value on a daily average price and reflected the continued backwardation in the oil futures curve which reflected declining prices for the future value of oil. Exhibit 2a shows the price performance of the market price of UCR versus the UCR underlying value. Also included in the chart are the Benchmark NYMEX Designated Oil Futures Contract on the date shown, and the one year forward NYMEX Oil Futures Contract as of the date shown. (See Exhibit 2a)

Exhibit 2a

For the three months ended March 31, 2008, DCR’s underlying value daily exchange price change had a 74.1% correlation to the underlying value. The average daily market price of DCR was $12.10. DCR’s average daily share split adjusted underlying value was $7.46. For the three months ended March 31, 2008, DCR traded at an average daily dollar premium of $4.64 which was 73.12% above its underlying value. DCR tracked the inverse price performance of the Benchmark NYMEX Designated Oil Futures Contract.

Exhibit 2b

For the three months ended March 31, 2008, DCR was priced at a premium to its underlying value. The premium increased in DCR as the backwardation in the futures market increased and the underlying value of DCR declined. DCR reached a maximum premium of 181.40% on March 14, 2008 when the discount on UCR was at 14.88%. Investors should note that on this date, in dollar terms, the discount on UCR was $5,48 per share and the premium on DCR was $5.95 for a net difference of $0.47. This excess premium over the actual paired value of $40.10 was equal to 1.172% of their combined underlying value.

In summary, the anticipated performance of UCR and DCR, as measured by changes in underlying value, as defined within the UCR and DCR prospectuses, has been achieved by the trusts. The combined market performance of the paired UCR and DCR generally tracked the performance of the Benchmark for the three months ended March 31, 2008. MACRO Financial, LLC continues to educate investors on the MacroShares product structure and the performance investors received from the product during the various cycle changes occurring on the NYMEX oil futures curve. This education effort resulted in UCR and DCR combined increased asset levels during the three months ended March 31, 2008, an increase in daily trading volume and an increase in the number of beneficial owners over the course of the three months ended March 31, 2008.

The overall product objectives of MacroMarkets continues to be the expansion of risk management tools and investment products that provide investors diverse long-term exposures to assets with desirable risk/return characteristics and lower correlations to equities, debt and cash. Investors, in addition to other available market information, may consider the trading information and performance results data discussed above, as well as that achieved during 2007, the first full year of trading under several major Oil market cycles, to enhance portfolio diversification and to increase their risk management tools. The expansion of risk management tools will be achieved through the continued development of enhanced passive product structures with clear investment objectives during 2008.

Review of Financial Results

Results of Operations

On November 29, 2006, the Up-MACRO Holding Trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, in exchange for $12,000,000 in cash. Such shares were issued at their initial underlying value of $62.45 per share. In October 2007, the trust’s shares were split three for one. At December 31, 2007, the Up-MACRO Holding Trust’s underlying value was approximately $45,000,000.

During the three month period ended March 31, 2008, the Up-MACRO Holding Trust's underlying value grew to approximately $122,400,000 due primarily to 2,750,000 shares (55 units) being created. There were no shares redeemed during the period from January 1, 2008 to March 31, 2008. Each unit consists of 50,000 shares. In addition, the Up-MACRO Holding Trust’s underlying value at March 31, 2008 was $28.80 a share as compared to $29.97 a share at December 31, 2007. The decline in underlying value from December 31, 2007 of $1.17 a share results primarily from a decrease in the per share fair value of the settlement contracts and the income distribution agreement with the Down-MACRO Holding Trust, which more than offset an increase in the Applicable Reference Price of Crude Oil during the period.

During the three month period ended March 31, 2007, on a split adjusted basis, 9 creations and 24 redemptions of shares were made.

The Trust generated net investment income of approximately $62,000 during the quarter ended March 31, 2008 as a result of its investment in U.S. Treasury obligations and repurchase agreements.

During the quarter ended March 31, 2008, the Applicable Reference Price of Oil increased from $95.98 at the beginning of the quarter to $101.58 at March 31, 2008. The per share valuation of the settlement contracts and the income distribution agreement decreased from $29.97 at the beginning of the quarter to $28.80 at March 31, 2008. The decrease in the per share valuation of the settlement contracts and the income distribution agreement coincided with the increase in the Applicable Reference Price of Oil and was primarily the result of the March 31, 2008 market valuation of the Up-Macro Tradeable Shares reflecting a larger percentage discount to the Applicable Reference Price of Oil than was the case at December 31, 2007. As a result, the Trust generated approximately $4,142,000 of net unrealized losses on the settlement contracts and the income distribution agreement

During the quarter ended March 31, 2007, the net investment income of the Trust and the net realized and unrealized gain on the settlement contracts and the income distribution agreement were approximately $205,000 and $1,380,000, respectively.

Liquidity

On October 1, 2007 the Board of Directors for Macro Securities Depositor declared a three for one stock split on both the Up and Down MACROshares trusts. The Board took this action based upon market feedback from investors and the Authorized Participants. These key comments were that the share price was expensive compared to competitive products and the creation and redemption unit sizes were out of line for the current specialist environment. During the three months ended March 31, 2008, the Trust’s significant increase in the number of shares outstanding and the lower share price brought about by the share split resulted in the increased market liquidity in the products that the Board had hoped for.

Cash Flows From Operations
	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Cash flows from operating activities:

Net income (loss)	$(4,004,765)	$1,585,495

Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized depreciation (appreciation) on settlement contracts and income distribution agreement	4,142,470	(3,319,262)
Increase (decrease) in operating assets and liabilities:
Interest receivable	(219)	10,187
Operating expenses payable	16,369	89,073

Net cash used in provided by operations	153,855	(1,634,507)

Cash flows from financing activities:

Contributions	49,121,816	9,012,166
Redemptions	-	(22,130,000)
Distributions	(228,725)	(89,495)

Net cash (used in) provided by financing activities	48,893,091	(13,207,329)

Net increase (decrease) in cash and cash equivalents	49,046,946	(14,841,836)

Cash and cash equivalents, beginning of year	30,262,629	33,118,800
Cash and cash equivalents, end of year	$79,309,575	$18,276,964

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the American Stock Exchange. Throughout the three months ended March 31, 2008, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Up-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon prices of transactions in Up-MACRO Tradeable Shares.

At March 31, 2007 fair value for the derivative contracts was based on the 18-month NYMEX futures contract.

As a result, the per share value on March 31, 2008 and 2007, for financial reporting purposes, based upon the fair valuation determination of the applicable Administrative Agent, was $28.56 and $69.38 ($23.13 per share after giving effect to the share split on October 22, 2007), respectively. The per share Underlying Value for the same days were $33.86 and $65.90 ($21.97 per share after giving effect to the share split on October 22, 2007), respectively. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Up-MACRO Tradeable Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of March 31, 2008, the Up-MACRO Tradeable Trust's disclosure controls and procedures were effective.

There was no change in the Up-MACRO Tradeable Trust's internal controls over financial reporting that occurred during the Up-MACRO Tradeable Trust's most recently completed fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the risk factors since last disclosed under Part I, Item 1A, in our Annual Report on Form 10-K for the period ended December 31, 2007. However, additional disclosure language has been added to the prospectus regarding premium and discounts when the futures market experiences increased contango and backwardation in their pricing.

In addition, shareholders are advised that on July 3, 2008, a final distribution will be made on the Up-MACRO Holding and Tradeable Shares to the holders of record of those shares as of June 30, 2008. This final distribution will be equal to the Per Share Underlying Value of the Up-MACRO Holding and Tradeable Shares as of the last Price Determination Date which will be June 25, 2008. The last day of trading for the Up-MACRO Tradeable Shares on the AMEX will be June 25, 2008.

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

The information contained in Part I, Item 2 under Review of Financial Results, Results of Operations, is hereby incorporated by reference.

Dividends

Declared on:	Per share
March 27, 2008	$0.0812
December 27, 2007	$0.1525
September 26, 2007	$0.1526
June 27, 2007	$0.1743
March 28, 2007	$0.1664
December 27, 2006	$0.0542

The above per share dividends have been retroactively adjusted for the 3 for 1 share split on October 22, 2007

Issuer Purchase of Equity Securities

The Up-MACRO Tradeable Trust does not purchase shares directly from its shareholders. However, in connection with an exchange for Up-MACRO Holding Shares or as part of Paired Optional Redemptions of MACRO units consisting of 50,000 Up-MACRO Holding Shares and 50,000 Down-MACRO Holding Shares redeemed, respectively, by the Up-MACRO Holding Trust and the Down-MACRO Holding Trust, the Down-MACRO Tradeable Trust may redeem Down-MACRO Tradeable Shares in units of 50,000 shares. From January 1, 2007 to March 31, 2007, 8 units (400,000 shares) were redeemed. There were no redemptions during the three months ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
—	MACROshares Oil Up Holding Shares and MACROshares Oil Up Tradeable shares prospectus, dated as of May 8, 2008*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
_____________________

*	Denotes a document that was previously filed as part of the Registration Statement of the MACROshares Oil Up Holding Trust and the MACROshares Oil Up Tradeable Trust, File No. 333-116566.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC,
Depositor for the MACROshares
Oil Up Tradeable Trust

/s/ Samuel Masucci, III
Samuel Masucci, III
Chief Executive Officer of the Depositor,
on behalf of the Registrant

/s/ John A. Flanagan
John A. Flanagan
Chief Financial Officer of the Depositor,
on behalf of the Registrant

Date: May 15, 2008